Form 10-Q
period 2007-06-30
World Monitor Trust III - Series G
filed 2007-08-14
CIK 1345992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2007

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

JUNE 30, 2007

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

FINANCIAL STATEMENTS TO FOLLOW]

WORLD MONITOR TRUST III – SERIES G

FINANCIAL STATEMENTS

June 30, 2007

WORLD MONITOR TRUST III – SERIES G

STATEMENTS OF FINANCIAL CONDITION

June 30, 2007 (Unaudited) and December 31, 2006

	June 30, 2007	December 31, 2006
ASSETS
Cash	$2,182	$164,351
Investment in WMT III Series G/J Trading Vehicle LLC (100.38% and 99.80% of net asset value, respectively)	1,992,869	2,076,609
Accounts receivable - net	0	350

Total assets	$1,995,051	$2,241,310

LIABILITIES
Accrued expenses	$9,774	$516
Subscriptions received in advance	0	160,000

Total liabilities	9,774	160,516

UNITHOLDERS’ CAPITAL
Class I Units:
Unitholders – 10,232.387 and 8,943.612 units outstanding at June 30, 2007 and December 31, 2006, respectively	1,132,891	895,939
Managing Owners Interests – 143.811 units outstanding at June 30, 2007 and December 31, 2006, respectively	15,922	14,406
Class II Units:
Unitholders – 7,474.174 and 11,696.327 units outstanding at June 30, 2007 and December 31, 2006, respectively	823,070	1,158,403
Managing Owners Interests – 121.630 units outstanding at June 30, 2007 and December 31, 2006, respectively	13,394	12,046

Total unitholders’ capital	1,985,277	2,080,794

Total liabilities and unitholders’ capital	$1,995,051	$2,241,310

NET ASSET VALUE PER UNIT
Class I	$110.72	$100.18

Class II	$110.12	$99.04

See accompanying notes.

WORLD MONITOR TRUST III – SERIES G

STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended June 30, 2007 and 2006

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
NET INCOME ALLOCATED FROM WMT III SERIES G/J TRADING VEHICLE LLC:
REVENUES
Realized	$413,155	$17,549	$272,256	$30,509
Change in unrealized	109,680	(18,130)	40,608	(2,324)
Interest income	22,798	9,193	47,640	14,252

Total revenues	545,633	8,612	360,504	42,437

EXPENSES
Brokerage commissions	3,151	1,659	4,981	2,777
Advisor management fee	14,082	5,632	27,240	8,896
Advisor incentive fee	54,383	(1,575)	54,383	934
Operating expenses	1,975	877	3,033	1,553

Total expenses	73,591	6,593	89,637	14,160

NET INCOME ALLOCATED FROM WMT III SERIES G/J TRADING VEHICLE LLC	472,042	2,019	270,867	28,277

NET LOSS FROM SERIES OPERATIONS:
REVENUES
Interest income	60	2,294	309	2,181

EXPENSES
Management fee	2,565	1,116	5,277	1,754
Service fee - Class I Units	5,068	3,634	10,242	6,184
Sales commission	5,131	2,234	10,555	3,509
Operating expenses	5,720	2,473	12,799	3,639

Total expenses	18,483	9,457	38,873	15,086

NET LOSS FROM SERIES OPERATIONS	(18,423)	(7,163)	(38,564)	(12,905)

NET INCOME (LOSS)	$453,618	$(5,144)	$232,303	$15,372

NET INCOME (LOSS) PER WEIGHTED AVERAGE UNITHOLDER AND MANAGING OWNER UNIT
Net income (loss) per weighted average Unitholder and Managing Owner Unit
Class I	$20.93	$0.15	$10.48	$3.24

Class II	$23.27	$(0.83)	$11.36	$(0.83)

Weighted average number of Units outstanding
Class I	10,448	6,613	10,544	6,029

Class II	10,096	5,000	10,723	5,000

See accompanying notes.

WORLD MONITOR TRUST III – SERIES G

STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL

For the Six Months Ended June 30, 2007 and 2006

(Unaudited)

	Class I				Class II				Total
	Unitholders		Managing Owner Interests		Unitholders		Managing Owner Interests
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Six months ended June 30, 2007
Unitholders’ capital at December 31, 2006	8,943.612	$895,939	143.811	$14,406	11,696.327	$1,158,403	121.630	$12,046	20,905.380	$2,080,794
Additions	1,597.182	160,000	0.000	0	777.847	69,500	0.000	0	2,375.029	229,500
Redemptions	(308.407)	(29,472)	0.000	0	(5,000.000)	(522,571)	0.000	0	(5,308.407)	(552,043)
Net income	0.000	108,950	0.000	1,551	0.000	120,422	0.000	1,380	0.000	232,303
Offering costs	0.000	(2,526)	0.000	(35)	0.000	(2,684)	0.000	(32)	0.000	(5,277)

Unitholders’ capital at June 30, 2007	10,232.387	$1,132,891	143.811	$15,922	7,474.174	$823,070	121.630	$13,394	17,972.002	$1,985,277

Six months ended June 30, 2006
Unitholders’ capital at December 31, 2005	5000.000	$482,546	250.000	$24,127	0.000	$0	0.000	$0	5,250.000	$506,673
Net income (loss)	0.000	18,236	0.000	1,294	0.000	(4,158)	0.000	0	0.000	15,372
Additions	3732.740	386,500	0.000	0	5,000.000	500,000	0.000	0	8,732.740	886,500
Offering costs	0.000	(1,500)	0.000	(63)	0.000	(209)	0.000	0	0.000	(1,772)

Unitholders’ capital at June 30, 2006	8732.740	$885,782	250.000	$25,358	5,000.000	$495,633	0.000	$0	13,982.740	$1,406,773

See accompanying notes.

WORLD MONITOR TRUST III – SERIES G

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1.	ORGANIZATION

A.	General Description of the Trust

World Monitor Trust III (the “Trust”) is a business trust organized under the laws of Delaware on September 28, 2004. The Trust consists of four separate and distinct series (“Series”): Series G, H, I and J. Series G, H, I and J commenced trading operations on December 1, 2005, and each Series will continue to exist until terminated pursuant to the provisions of Article XIII of the Amended and Restated Declaration of Trust and Trust Agreement. Effective March 31, 2007, Series H and Series I were no longer offered and on April 30, 2007 Series H and Series I were dissolved. The assets of each Series are segregated from those of the other Series, separately valued and independently managed. Each Series was formed to engage in the speculative trading of a diversified portfolio of futures, forward and options contracts and may, from time to time, engage in cash and spot transactions.

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

Up to $37,500,000 Series G, Class I; $12,500,000 Series G, Class II; $37,500,000 Series H, Class I; $12,500,000 Series H, Class II; $18,750,000 Series I, Class I; $6,250,000 Series I, Class II; $281,250,000 Series J, Class I; and $93,750,000 Series J, Class II of Units are or have been offered (totaling $500,000,000) (“Subscription Maximum”). Interests are being offered to investors who meet certain established suitability standards, with a minimum initial subscription of $5,000 (and for Series J, $2,000 for certain Benefit Plan Investors (including IRAs)), although the minimum purchase for any single Series is $500. Initially, the Units for each Series were offered for a period ending November 30, 2005 (“Initial Offering Period”) at $100 per Interest.

The Subscription Minimum of $30,000,000 for Series J was reached during the Initial Offering Period permitting all Series G, H, I and J to commence trading operations. Series G completed its initial offering on December 1, 2005 with gross proceeds of $525,000, which was fully allocated to the Trading Vehicle. Until the subscription maximum for Series G and Series J is reached, Series G and Series J’s Units will continue to be offered on a monthly basis at the then current net asset value per Unit.

D.	Exchanges, Redemptions and Termination

Units owned in one series of the Trust may be exchanged, without any charge, for Units of one or more other Series on a monthly basis for as long as Limited Units in those Series are being offered to the public. Exchanges are made at the applicable Series’ then current net asset value per Unit as of the close of business on the last day of the month in which the exchange request is effected. The exchange of Units is treated as a redemption of Units in one Series (with the related tax consequences) and the simultaneous purchase of Units in the other Series. Future redemptions and exchanges will impact the amount of funds available for investment in the Trading Vehicle in subsequent periods. Following Series H and Series I’s liquidation on April 30, 2007, Series G unitholders are no longer able to effect exchanges from Series G into either Series H or Series I.

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

The statement of financial condition as of June 30, 2007, the statements of operations for the three months and six months ended June 30, 2007 and 2006 and the statements of changes in unitholders’ capital for the six months ended June 30, 2007 and 2006, are unaudited. In the opinion of the Managing Owner, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust III – Series G as of June 30, 2007 and the results of its operations for the three months and six months ended June 30, 2007 and 2006. The operating results for the interim periods may not be indicative of the results expected for the full year.

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

Series G has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 102, “Statement of Cash Flows — Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.”

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that Series G recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Managing Owner evaluated the impact of adopting FIN 48 on Series G’s financial statements. In the Managing Owner’s opinion, the adoption of FIN 48 had no material impact on Series G, as Series G’s tax position is based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Managing Owner is currently evaluating the impact of adopting SFAS No. 157 on Series G’s financial statements. At this time, the impact to Series G’s financial statements has not been determined.

Cash represents amounts deposited with clearing brokers and banks. Series G receives interest at prevailing rates on all cash balances held by the clearing brokers or banks.

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

WORLD MONITOR TRUST III – SERIES G

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Investment in WMT III Series G/J Trading Vehicle LLC (continued)

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

Initial offering costs (exclusive of the initial selling fee), totaling $1,450,801 were advanced by the Managing Owner. Of the $1,450,801 advanced by the Managing Owner, Series G’s maximum re-imbursement is $23,239 of which $11,907 was paid by Series G to the Managing Owner through June 30, 2007, leaving $11,332 payable by Series G to the Managing Owner subject to a maximum re-imbursement of 0.50% per annum and other restrictions as disclosed in the Trust Agreement.

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

Additional ongoing offering costs totaling $985,810 have been advanced by the Managing Owner through June 30, 2007. Of the $985,810 advanced by the Managing Owner, Series G’s maximum re-imbursement is $22,227 of which $0 has been paid by Series G to the Managing Owner through June 30, 2007, leaving $22,227 payable by Series G to the Managing Owner subject to a maximum re-imbursement of 0.50% per annum and other restrictions as disclosed in the Trust Agreement.

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

The amount of monthly reimbursement due to the Managing Owner is charged directly to unitholders’ capital. During the three months ended June 30, 2007 and 2006, Series G’s calculated offering costs reimbursement exceeded 0.50% per annum of the Net Asset Value of Series G. Series G was only liable for the amount up to the 0.50% per annum limitation.

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

The Managing Owner of the Trust is Preferred Investment Solutions Corp., which conducts and manages the business of the Trust. The Declaration of Trust and Trust Agreement requires the Managing Owner and or its affiliates to maintain a capital account equal to 1% of the total capital accounts of the Series (subject to an initial $25,000 minimum per Series).

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

WORLD MONITOR TRUST III – SERIES G

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4.	SERVICE FEES AND SALES COMMISSIONS (CONTINUED)

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

Operating expenses of Series G are paid for by Series G. However, during the three months and six months ended June 30, 2007 and 2006, the Managing Owner has agreed to pay approximately $6,726, $13,010, $10,622 and $22,681, respectively, of operating expenses on behalf of Series G.

Note 7.	INVESTMENT IN WMT III SERIES G/J TRADING VEHICLE LLC

Effective December 1, 2005, Series G invested a substantial portion of its assets in the Trading Vehicle. Series G’s investments in the Trading Vehicle represent approximately 7.01% and 8.20% of the net asset value of the Trading Vehicle at June 30, 2007 and December 31, 2006, respectively. The investment in the Trading Vehicle is subject to the Organization Agreement of the Trading Vehicle.

Summarized information for this investment is as follows:

	Net Asset Value Dec 31, 2006	Investments	Income	Redemptions	Net Asset Value June 30, 2007
WMT III Series G/J Trading Vehicle LLC	$2,076,609	$229,500	$270,867	(584,107)	$1,992,869

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

Note 9.	FINANCIAL HIGHLIGHTS (CONTINUED)

The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2007. This information has been derived from information presented in the financial statements.

WORLD MONITOR TRUST III – SERIES G

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 9.	FINANCIAL HIGHLIGHTS (CONTINUED)

	Class I		Class II
	Three Months ended June 30, 2007	Six Months ended June 30, 2007	Three Months ended June 30, 2007	Six Months ended June 30, 2007
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$89.91	$100.18	$89.35	$99.04

Income from operations: (3)
Net realized and change in unrealized income (1)	24.49	15.07	24.08	14.62
Interest income (1)	1.08	2.21	1.14	2.30
Expenses (1)	(4.64)	(6.50)	(4.32)	(5.59)

Total income from operations	20.93	10.78	20.90	11.33

Offering costs (1)	(0.12)	(0.24)	(0.13)	(0.25)

Net increase for the period	20.81	10.54	20.77	11.08

Net asset value per unit at end of period	$110.72	$110.72	$110.12	$110.12

Total Return (5)
Total return before incentive fee	25.75%	13.13%	26.00%	13.80%
Incentive fee	(2.60)%	(2.61)%	(2.75)%	(2.61)%

Total return after incentive fee	23.15%	10.52%	23.25%	11.19%

Supplemental Data
Ratios to average net asset value: (3)
Net investment loss before incentive fee (2), (4)	(3.79)%	(3.45)%	(1.99)%	(1.57)%
Incentive fee (5)	(2.60)%	(2.61)%	(2.75)%	(2.61)%

Net investment loss after incentive fee	(6.39)%	(6.06)%	(4.74)%	(4.18)%

Interest income (4)	4.32%	4.48%	4.67%	4.73%

Incentive fees (5)	2.60%	2.61%	2.75%	2.61%
Other expenses (4)	8.11%	7.93%	6.66%	6.30%

Total expenses	10.71%	10.54%	9.41%	8.91%

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
(6)

If Series G had borne all its expenses that were reimbursed or waived by the Managing Owner, the annualized expense and net investment loss ratios for the three months and six months ended June 30, 2007 would be as follows:

	Class I		Class II
	Three months ended June 30, 2007	Six months ended June 30, 2007	Three months ended June 30, 2007	Six months ended June 30, 2007
Total expense ratio	11.99%	11.76%	10.77%	10.18%
Net investment loss before incentive fee	(5.08)%	(4.68)%	(3.34)%	(2.85)%
Incentive fee	(2.60)%	(2.61)%	(2.75)%	(2.61)%

Net investment loss after incentive fee	(7.68)%	(7.29)%	(6.09)%	(5.46)%

WORLD MONITOR TRUST III – SERIES G

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 9.	FINANCIAL HIGHLIGHTS (CONTINUED)

The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2006. This information has been derived from information presented in the financial statements.

	Class I		Class II
	Three months ended June 30, 2006	Six months ended June 30, 2006	June 1, 2006 (commencement) to June 30, 2006
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$100.29	$96.51	$100.00

Income (loss) from operations: (3)
Net realized and change in unrealized income (loss) (1)	2.10	7.45	(1.00)
Interest income (1)	1.41	2.37	0.43
Expenses (1)	(2.23)	(4.64)	(0.26)

Total income (loss) from operations	1.28	5.18	(0.83)

Offering costs (1)	(0.14)	(0.26)	(0.04)

Net increase (decrease) for the period	1.14	4.92	(0.87)

Net asset value per unit at end of period	$101.43	$101.43	$99.13

Total Return (5)
Total return before incentive fee	1.10%	5.46%	(1.13)%
Incentive fee	0.04%	(0.36)%	0.26%

Total return after incentive fee	1.14%	5.10%	(0.87)%

Supplemental Data
Ratios to average net asset value: (3)
Net investment loss before incentive fee (2), (4)	(3.39)%	(3.79)%	(0.98)%
Incentive fee (5)	0.04%	(0.36)%	0.26%

Net investment loss after incentive fee	(3.35)%	(4.15)%	(0.72)%

Interest income (4)	5.52%	4.72%	5.20%

Incentive fees (5)	(0.04)%	0.36%	(0.26)%
Other expenses (4)	8.91%	8.51%	6.18%

Total expenses	8.87%	8.87%	5.92%

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

SECTION II

WMT III SERIES G/J TRADING VEHICLE LLC

FINANCIAL STATEMENTS

June 30, 2007

WMT III SERIES G/J TRADING VEHICLE LLC

STATEMENTS OF FINANCIAL CONDITION

June 30, 2007 (Unaudited) and December 31, 2006

	June 30, 2007	December 31, 2006
ASSETS
Cash in commodity trading accounts	$28,237,073	$24,478,301
Net unrealized gain on open futures contracts	445,743	525,372
Net unrealized gain on open forward currency contracts	473,957	325,380
Interest receivable	100,009	99,446

Total assets	$29,256,782	$25,428,499

LIABILITIES
Accrued expenses	$44,784	$32,134
Commissions payable	3,783	3,576
Advisor fee payable	60,986	53,106
Incentive fee payable	717,154	0

Total liabilities	826,707	88,816

MEMBERS’ CAPITAL (Net Asset Value)
Member G - Class I	1,152,596	908,532
Member G - Class II	840,273	1,168,077
Member J - Class I	24,787,731	22,158,018
Member J - Class II	1,649,475	1,105,056

Total members’ capital (Net Asset Value)	28,430,075	25,339,683

Total liabilities and members’ capital	$29,256,782	$25,428,499

See accompanying notes.

WMT III SERIES G/J TRADING VEHICLE LLC

CONDENSED SCHEDULES OF INVESTMENTS

June 30, 2007 (Unaudited) and December 31, 2006

	June 30, 2007		December 31, 2006
Futures and Forward Contracts	Net Unrealized Gain (Loss) as a % of Net Asset Value	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Net Asset Value	Net Unrealized Gain (Loss)
Long futures contracts
Commodities	(0.07)%	$(19,800)	0.05%	$11,825
Energy	0.04%	11,297	0.00%	0
Interest rates	0.00%	0	(0.25)%	(64,318)
Metals	(0.28)%	(80,745)	(0.07)%	(16,513)
Stock indices	0.21%	59,859	0.78%	198,600
Other	0.01%	2,489	0.03%	8,813

Total long futures contracts	(0.09)%	(26,900)	0.54%	138,407

Short futures contracts
Commodities	0.01%	2,893	0.01%	3,290
Energy	0.11%	32,180	0.31%	78,298
Interest rates	1.59%	451,104	1.38%	347,838
Metals	(0.02)%	(4,560)	0.05%	12,850
Stock indices	(0.00)%	(380)	(0.17)%	(42,545)
Other	(0.03)%	(8,594)	(0.05)%	(12,766)

Total short futures contracts	1.66%	472,643	1.53%	386,965

Total futures contracts	1.57%	$445,743	2.07%	$525,372

Long forward currency contracts	4.96%	$1,409,914	1.32%	$333,447
Short forward currency contracts	(3.29)%	(935,957)	(0.03)%	(8,067)

Total forward currency contracts	1.67%	$473,957	1.29%	$325,380

See accompanying notes.

WMT III SERIES G/J TRADING VEHICLE LLC

STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended June 30, 2007 and 2006

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUES
Realized	$5,643,491	$817,754	$3,908,840	$1,180,187
Change in unrealized	819,908	(506,570)	68,948	(46,235)
Interest income	285,815	182,698	578,928	324,188

Total revenues	6,749,214	493,882	4,556,716	1,458,140

EXPENSES
Brokerage commissions	40,156	34,408	61,727	66,097
Advisor management fees	176,414	111,547	331,748	202,656
Advisor incentive fees	717,154	33,046	717,154	107,871
Operating expenses	24,703	17,750	37,196	36,561

Total expenses	958,427	196,751	1,147,825	413,185

NET INCOME	$5,790,787	$297,131	$3,408,891	$1,044,955

See accompanying notes.

WMT III SERIES G/J TRADING VEHICLE LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Six Months Ended June 30, 2007 and 2006

(Unaudited)

	Members’ Capital
	Member G - Class I	Member G - Class II	Member J - Class I	Member J - Class II	Total
Six months ended June 30, 2007
Balance at December 31, 2006	$908,532	$1,168,077	$22,158,018	$1,105,056	$25,339,683
Net income	134,460	136,407	2,942,784	195,240	3,408,891
Additions	160,000	69,500	2,882,228	440,624	3,552,352
Redemptions	(50,396)	(533,711)	(3,195,299)	(91,445)	(3,870,851)

Balance at June 30, 2007	$1,152,596	$840,273	$24,787,731	$1,649,475	$28,430,075

Six months ended June 30, 2006
Balance at December 31, 2005	$509,406	$0	$10,034,305	$0	$10,543,711
Net income	28,277	0	1,016,678	0	1,044,955
Additions	886,275	0	7,145,577	0	8,031,852
Redemptions	(16,573)	0	(354,135)	0	(370,708)

Balance at June 30, 2006	$1,407,385	$0	$17,842,425	$0	$19,249,810

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

The statement of financial condition, including the condensed schedule of investments, as of June 30, 2007, the statements of operations for the three months and six months ended June 30, 2007 and 2006 and the statements of changes in members’ capital (net asset value) for the six months ended June 30, 2007 and 2006, are unaudited. In the opinion of the Managing Owner, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of WMT III Series G/J Trading Vehicle LLC as of June 30, 2007 and the results of its operations for the three months and six months ended June 30, 2007 and 2006. The operating results for the interim periods may not be indicative of the results expected for the full year.

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

The Trading Vehicle has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 102, “Statement of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.”

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Trading Vehicle recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Preferred as Managing Owner of the Trading Vehicle evaluated the impact of adopting FIN 48 on the Trading Vehicle’s financial statements. In Preferred’s opinion, the adoption of FIN 48 had no material impact on the Trading Vehicle, as the Trading Vehicle’s tax position is based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

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

WMT III SERIES G/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 3.	MANAGEMENT AND INCENTIVE FEES (CONTINUED)

Additionally, the Trading Vehicle pays the Trading Advisor an incentive fee of 20% (the “Incentive Fee”) of “New High Net Trading Profits” (as defined in the Advisory Agreement). The incentive fee accrues monthly and is paid quarterly. For the six months ended June 30, 2007 and 2006, the Trading Advisor earned incentive fees of $ 717,154 and $ 107,871, respectively.

Note 4.	OPERATING EXPENSES

Operating expenses of the Trading Vehicle are paid for by the Trading Vehicle.

Note 5.	DEPOSITS WITH BROKER

The Trading Vehicle deposits funds with UBS Securities LLC to act as broker subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. The Trading Vehicle also deposits collateral with UBS AG for margin against over-the-counter forward and foreign exchange deals. Margin requirements are satisfied by the deposit of cash with such brokers. The Trading Vehicle earns interest income at competitive rates on assets deposited with the broker.

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

The Trading Vehicle’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to the Trading Vehicle all assets of the Trading Vehicle relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At June 30, 2007 and December 31, 2006, such segregated assets totaled $21,642,353 and $22,129,652, respectively. Part 30.7 of the CFTC regulations also requires the Trading Vehicle’s futures commission merchant to secure assets of the Trading Vehicle related to foreign futures trading which totaled $5,442,099 and $2,497,027 at June 30, 2007 and December 31, 2006, respectively. There are no segregation requirements for assets related to forward trading.

As of June 30, 2007, all open futures and forward contracts mature within eighteen months.

WMT III SERIES G/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8.	FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Trading Vehicle for the three months and six months ended June 30, 2007 and 2006. This information has been derived from information presented in the financial statements.

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Total return (1)
Total return before incentive fee	27.21%	2.44%	15.88%	8.27%
Incentive fee	(3.14)%	(0.26)%	(2.87)%	(0.79)%

Total return after incentive fee	24.07%	2.18%	13.01%	7.48%

Ratios to average net asset value:
Expenses prior to incentive fee (2)	3.64%	3.81%	3.32%	4.00%
Incentive fee (1)	2.70%	0.19%	2.76%	0.71%

Total expenses and incentive fee	6.34%	4.00%	6.08%	4.71%

Net investment income (loss) (2), (3)	0.67%	(0.32)%	1.14%	(1.17)%

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

This report on Form 10Q (the “Report”) for the quarter ending June 30, 2007 (“Second Quarter 2007”) includes forward-looking statements that reflect the current expectations of Preferred Investment Solutions Corp. (“Preferred” or the “Managing Owner”), the managing owner of World Monitor Trust III – Series G (“Registrant”), about the future results, performance, prospects and opportunities of Registrant. The Managing Owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Series G, H, I and J commenced trading operations on December 1, 2005.

Units are offered as of the beginning of each month, and Units will continue to be offered in each Series until the maximum amount of each Series’ Units which are registered are sold. The Managing Owner may suspend or terminate the offering of Units of any Series at any time or extend the offering by registering additional Units. The Managing Owner terminated the offering of Units of Series H and Series I effective March 31, 2007 and dissolved Series H and Series I effective close of business on April 30, 2007.

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

Interests in Series G and Series J are currently being offered to investors who meet certain established suitability standards, with a minimum initial subscription of $5,000 (and for Series J, $2,000 for certain “benefit plan investors” (including IRAs)), although the minimum purchase for any single Series is $500. Limited Units and General Units are sometimes referred to as “Units”.

Initially, the Limited Units for each Series were offered for a period ending December 1, 2005 (“Initial Offering Period”) at $100 per Interest. The Subscription Minimum of $30,000,000 for Series J was reached during the Initial Offering Period, permitting all Series to commence trading operations. Registrant completed its initial offering on December 1, 2005 with gross proceeds of $525,000, which was fully allocated to the Trading Vehicle. Until the subscription maximum for Series G and Series J is reached each such Series’ Units will continue to be offered on a monthly basis at the then current Net Asset Value per Unit.

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

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that Registrant recognize in its financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Managing Owner evaluated the impact of adopting FIN 48 on Registrant’s financial statements. In the Managing Owner’s opinion, the adoption of FIN 48 had no material impact on Registrant, as Registrant’s tax position is based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Managing Owner is currently evaluating the impact of adopting SFAS No. 157 on the Registrant’s financial statements. At this time, the impact to Registrant’s financial statements has not been determined.

Liquidity and Capital Resources

Registrant commenced operations on December 1, 2005 with gross proceeds of $525,000 allocated to commodities trading. Additional contributions raised through the continuous offering of limited interests (“Limited Interests”) and general interests (“General Interests” and, together with the Limited Interests, “Interests”) of beneficial ownership in Registrant for the period from December 1, 2005 (commencement of operations) to June 30, 2007 resulted in additional gross proceeds to Registrant of $2,742,000.

For Second Quarter 2007, the period January 1, 2007 to June 30, 2007 (“Year-To-Date 2007”), the period April 1, 2006 to June 30, 2006 (“Second Quarter 2006”) and the period January 1, 2006 to June 30, 2006 (“Year-To-Date 2006”) there were no subscriptions of General Interests. Subscriptions of Limited Interests for Second Quarter 2007 and Second Quarter 2006 were $69,500 and $886,500, respectively. Subscriptions of Limited Interests for Year-To-Date 2007 and Year-To-Date 2006 were $229,500 and $886,500, respectively.

Interests in Registrant may be redeemed on a monthly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions of Limited Interests for Second Quarter 2007, Year-To-Date 2007 and for the period from December 1, 2005 (commencement of operations) to June 30, 2007 were $550,087, $552,043 and $959,180, respectively. Redemptions of Limited Interests for Second Quarter 2006, Year-To-Date 2006 and for the period from December 1, 2005 (commencement of operations) to June 30, 2006 were $0, $0 and $0, respectively. Redemptions of Limited Interests for the period from December 1, 2005 (commencement of operations) to December 31, 2005 were $0.

Redemptions of General Interests for Second Quarter 2007, Year-To-Date 2007 and for the period from December 1, 2005 (commencement of operations) to June 30, 2007 were $0, $0 and $12,000, respectively. Redemptions of General Interests for Second Quarter 2006, Year-To-Date 2006 and for the period from December 1, 2005 (commencement of operations) to June 30, 2006 were $0, $0 and $0, respectively. Redemptions of General Interests for the period from December 1, 2005 (commencement of operations) to December 31, 2005 were $0.

Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

Interests owned in any Series of the Trust may be exchanged, without any charge, for Interests of one or more other Series of the Trust on a monthly basis for as long as Limited Interests in those Series are being offered to the public. As such, Limited Interests in Registrant may be exchanged for Limited Interests in series J, and Limited Interests in series J may be exchanged for Limited Interests in Registrant. However, because Units in Series H and Series I are no longer being offered to the public, Limited Interests in Registrant may not be exchanged for Limited Interests in Series H or Series I, nor may Limited Interests in Series H or Series I be exchanged for Limited Interests in Registrant. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

At June 30, 2007, 100% of Registrant’s net assets were allocated to commodities trading through its investment in the Trading Vehicle. A significant portion of Registrant’s net assets invested in the Trading Vehicle was held in cash, which was used as margin for trading in commodities. In as much as the sole business of Registrant is to trade in commodities, Registrant continues to own such liquid assets to be used as margin. The clearing broker credits the Trading Vehicle (and, in turn, Registrant, as a member of the Trading Vehicle) with interest income earned on accounts maintained with the clearing broker during each month.

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

Market Overview

Following is a market overview for Second Quarter 2007 and Second Quarter 2006:

Second Quarter 2007

In the US, generally tame inflation readings in the second quarter appeared to lessen the pressure on the US Federal Reserve (“Fed”) and the most recent Federal Open Market Committee (“FOMC”) statement pointed to relatively balanced risks. The Fed Chairman, Ben Bernanke, former chairman Alan Greenspan and others have issued statements that the subprime situation, while clearly a concern, should not prove to be a major contagion.

Inflation news was encouraging, with Core Consumer Prices rising well within the Fed’s comfort zone. The headline Producer Price Index’s (“PPI”) rise was slightly worrisome, but the more-closely-watched Core PPI’s rise was more benign. Industrial Production was flat overall while Capacity Utilization dipped slightly. Retail sales jumped in May, with the largest gain in sixteen months. Gasoline, auto supplies, building supplies and clothing led the charge as consumers still appeared mostly undaunted. Leading indicators increased slightly in May, suggesting the economy is weathering the housing and gasoline price storm. On the manufacturing side, the Philly Fed Index saw its highest reading in two years.

Overall, the employment picture in the second quarter continued to look quite healthy. Nonfarm payrolls rose in May while the unemployment rate is forecast to remain unchanged. Average hourly earnings rose slightly.

Housing persists as the US economy’s primary risk. During the second quarter, signs of slight improvements seen in May were absent in June. For the first five months of the year, both housing permits and housing starts were off more than 25%. The South, considered the engine of growth for the housing sector, provided the weakest performance during the second quarter. The Home Builders Confidence Index fell to a sixteen-year low in June. Existing home sales also fell slightly and existing home inventories rose. Prices in the ten largest US cities are declining at the fastest pace in sixteen years.

Predictions for third quarter Gross Domestic Product (“GDP”), a measure of economic growth, are seen higher. The International Monetary Fund issued a report stating that the US economy remained close to the 2% annualized GDP “stall speed.” However, while the inflation picture might dictate against a Fed rate cut, this economic growth scenario is seen by many to counter a rate hike.

Foreign interest rate yields have been rising across the board. The European Union (“EU”), Great Britain, Switzerland and New Zealand all raised rates in the second quarter. The Reserve Bank of Australia remained unchanged, but its statements were seen as hawkish. Many market participants view the Bank of Japan to remain on hold after its recent first quarter increase.

Currencies: The US dollar saw a record low against the euro during the second quarter. Rising European interest rates encouraged demand for the euro. EU economic data for the most part continue to indicate solid growth and a modest inflation threat. Central bank diversification into the euro was also a positive factor. The British pound sterling also rose against the dollar during the quarter. Inflation concerns, capacity constraints and elevated housing prices have led the Bank of England to maintain a hawkish tone, including a second quarter rate hike and expectations of more to come during the third quarter. The country’s new prime minister, Gordon Brown, was quickly tested by a series of terror attacks, but the pound showed little reaction.

During the quarter, the Japanese yen was pressured by the US dollar and also on a carry trade basis against the Australian and New Zealand dollars. Japanese economic data has been moderate, with little hint of inflation. The Peoples Bank of China continues to drain liquidity and increase interest rates gradually. It has made mild concessions to the US, but is moving slowly regarding reform. The Chinese yuan had its strongest quarter since the dollar link was eliminated in 2005. The Australian dollar continues to be firm, and recent upward GDP revisions have rekindled inflation fears. New Zealand raised rates to 8.00% in May, citing consumer inflation. The Canadian dollar reached a thirty-year high against the US Dollar in the second quarter.

Energies: After trading between $60 and $65 for much of the second quarter, crude broke out to the upside in June, topping $70 for the first time in nine months. Concerns surrounding product availability, refinery utilization, geopolitical factors including Venezuelan nationalization, Nigerian unrest, Iran’s nuclear program and Hamas aggression, along with a terror threat in the UK, all served to push prices higher. In addition, refinery utilization at the end of June stood well under the seasonal norm.

Heating oil mirrored crude’s June breakout and ended the quarter over 5% higher. Distillate inventories are now substantially below last season’s levels. A series of refinery outages that have been slow to get back on line have placed supplies at dangerously low levels, particularly with the peak hurricane season not yet reached. Distillate fuel demand is up almost 4% from 2006 levels. Reformulated gasoline prices rose over 10% during the quarter overall and prices at the pump peaked in late May. Consumer resistance seemed limited during the second quarter.

Trading patterns were volatile and natural gas prices fell over 16% during the second quarter as supply built and the weather held extremely benign.

Grains: Corn prices were extremely volatile during the quarter. The June USDA Supply and Demand Report caused prices to increase, only to drop on the heels of a bullish Planted Acreage Report, which inferred that more acres of corn would be planted in the season ahead than in any other period since the mid 1940’s, when the US attempted to feed post-war Europe. Wheat prices reached their highest prices in more than a decade during the last trading session of the second quarter. This strength came as a result of a continually tightening global demand, which has been exacerbated by the worst drought seen in Australia in more than 100 years. The USDA Planted Acreage Report showed that as a result of higher prices, more than a 5% increase in wheat had been sown this season, consistent with the Intentions Report. From the Intentions Report, and the data gleaned from the estimates of other crops, it is apparent that corn acreage was increased at the expense of beans and cotton and that wheat plantings were consistent. Soybean prices were volatile during the quarter, rocked by the Planted Acreage Report that revealed that soybean acreage had been reduced by approximately 15%. Cotton prices climbed steadily during the quarter due to a tightening supply/demand scenario. The Report also revealed that cotton acreage would be cut by 27% from the previous season.

Indices: US stocks ended the quarter higher overall, but off their highs late reached during the quarter. Strength in foreign equities, hectic M&A activity, forecast earnings and solid global growth lent support. The recent spike to 5.32% in the benchmark 10-Year note could prove to be a high for an extended period and many market participants feel that the latest FOMC minutes suggest that the Fed will remain on hold for an extended period. The summer season is upon the market, M&A activity appears to have slowed somewhat and the markets continue to watch the subprime sector with caution.

In Europe, it was a good quarter for the three largest indices, the German DAX, French CAC and UK FTSE, and for the region in general. All three major industries scored seven-year highs during the second quarter while closing somewhat below those levels. Even the specter of higher interest rates from the European Central Bank and the Bank of England failed to meaningfully diminish enthusiasm, but the weaker US markets and the terror issue in the UK did weigh on market psychology during the final days of June as the euro bourses turned in a mixed June performance.

Asian equity indices also scored second quarter gains and, like Europe, attracted significant foreign capital flows. The Shanghai market was particularly volatile during the quarter but had a clear upside bias as it ended June. Japan was aided by decent economic data as well as low inflation and the prospect of no imminent rate hike from the Bank of Japan. The Hang Seng finished higher and the Australian All Ordinaries were able to withstand hawkish comments from the Reserve Bank of Australia and soar to record levels.

Interest Rates: June proved a volatile month for US treasuries, on the back of substantial risk aversion mentality. They became the asset of choice as subprime issues, including the Bear Stearns/Merrill Lynch situation took center stage. However, generally tame inflation readings appeared to lessen pressure on the Fed and the most recent FOMC statement pointed to relatively balanced risks.

Sharply higher foreign rates were a factor in rising yields, but that lessened to some degree in the final weeks of the quarter. The EU, UK and Switzerland all hiked rates in the second quarter. The Reserve Bank of Australia sounded hawkish as the quarter ended. The Bank of Japan remained unchanged, after raising rates in the first quarter. Yields on the 10-year German Bund hit a new high during the quarter.

Metals: Volatile copper prices closed well over their first quarter close. A series of labor problems in Chile, Peru, Mexico and Canada were particularly supportive in the final half of June. LME spreads remain in backwardation, indicating supply tightness. Refined consumption continues to grow faster than production. Aluminum prices were quiet during the quarter. In contrast, nickel prices were quite volatile, plunging over 20% in June alone, after being one of the top performers of the Dow Jones/AIG Index. Warehouse stocks are still low, but they have been steadily rising and stainless steel demand has decreased somewhat. Zinc prices continue to fall, down over 20% for the year to date, despite overall strong global demand. Lead prices were higher in the second quarter on tight inventories and strong demand. China, the world’s largest lead producer, imposed a 10% tax on overseas sales. Tin prices finished the quarter slightly off their mid-March eighteen-year high. Gold prices were defensive during most of the second quarter, down slightly overall. Heavy selling from European central banks was a particular negative. Volatility was a watchword for silver during the quarter as funds moved in and out of the metal with most of the activity on the sell side during the final half of June as indicated in CFTC data. Platinum finished up slightly overall for the quarter. Global industrial demand has been solid, with strong jewelry demand and an increase in autocatalytic usage spurred by a growing diesel market. Palladium also ended the quarter slightly higher. South African labor concerns lent support to prices.

Softs: An increased sugar supply from Brazil was the latest bearish report for the commodity. Last year’s high prices, which encouraged increased production, are now taking their toll on prices. Coffee prices also fell during the second quarter, due to similarly rising inventories and favorable Brazilian weather. Cocoa prices rose to a four-year high after an attack on the prime minister of the Ivory Coast, pointing out how severe the country’s unrest is and restoring the “war premium” that had temporarily been lost in the cocoa market. Live cattle prices fell slightly during the second quarter and are down slightly year to date. Lower corn prices were noted in May and June, after cattle ranchers suffered with high feed prices for much of the year. An easing in the hype surrounding ethanol helped push corn prices lower. Cattle is now in peak-demand barbeque season and exports continue to be strong. Inventories are ample but show some evidence of decline. Live hog prices were volatile in the second quarter and ended the first half of the year down over 5% overall.

Second Quarter 2006

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

Currencies: Interest rates were the primary drivers of the currency sector in the second quarter of 2006. The U.S. dollar suffered against the euro as the ECB appears to be at the beginning of its rate hike cycle and the Fed appears to be close to the end. Additionally, a continued pattern of improving economic data in the Eurozone was noted throughout the quarter, particularly from Germany, the leading driver of the region’s growth. The euro also benefited from central bank currency diversification away from the U.S. dollar as the global reserve currency, as Russia, China, Sweden, and the United Arab Emirates were prominent in this trend, which is expected to continue. Despite this pressure, the U.S. dollar attracted flight to safety support in mid June when the Korean missile crisis emerged.

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

Energies: The energy sector was volatile in the second quarter of 2006. Crude ended the quarter around $74 per barrel, up approximately 8.5% from the end of the previous quarter. Geopolitical uncertainty regarding Iran, North Korea and Nigeria were supportive of crude. Additional support is coming from increased demand from China and India. The price at the pump for unleaded gasoline remains high, but demand continued to display a relatively inelastic pattern. The only component of the sector that fell was natural gas. With plenty of supply, moderate temperatures and a slow start to the hurricane season, prices of natural gas continued their downward slide.

Grains: The sector was mixed for the quarter. On the production side of the equation, weather played the single largest role in corn prices for the second quarter. On a week-by-week basis, as chances for seasonally beneficial precipitation ebbed and flowed, corn prices moved higher and lower respectively. The start of the period found the corn market firmly ensconced in an uptrend that began at the end of calendar year 2005, but prices fell off sharply in June after the release of a U.S. Department of Agriculture (“USDA”) Supply/Demand Report that raised questions about the demand for corn. The decline in corn prices, along with many other commodity markets, may have had its roots in a consumption-restricting announcement made by the Chinese government. The statement made was that internal growth needed to be slowed, in light of a too-rapidly expanding economy. The graphic profile of the wheat market is almost identical as that seen in corn. For most of the second quarter, soybean prices moved sideways. Due to China’s dependence on Brazilian soybean imports, the tightening credit situation in China will likely not have as great a bearing on U.S. soybean prices.

Indices: By and large, global equity indices were lower in the second quarter of 2006 versus the first quarter of 2006. For most of the quarter, U.S. stocks suffered from the uncertainty surrounding the interest rate environment and from fears that the U.S. economy was slowing, mainly due to higher energy prices and a softer housing sector. The S&P 500 ended the quarter down 1.9% and the NASDAQ ended the quarter down 7.2%. Going forward U.S. equities are likely to remain highly sensitive to any events that might alter the outlook for the Fed, particularly inflation related data.

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

Interest Rates: U.S. Treasuries were in a rally mode for much of May and June as the markets evaluated the new Fed under Ben Bernanke. The FOMC appeared to be taking on a more aggressively anti-inflationary tone as the quarter progressed, with the Chairman and numerous Fed Governors focusing on the threat of inflation. After closing out the first quarter at 4.85%, the yield on the 10-year Treasury Note moved over 5.26% in mid June on the market view that that the Fed would continue to raise rates through the August meeting and possibly beyond. The softer tone of the statement accompanying the 25 basis point rate hike at the end of June caught the markets by surprise. While still recognizing the risk of inflation, the Fed gave greater credence to the potential for some economic slowing, and appeared to put into question the prospect of a further rate hike in August. As June concluded, the yield on the 10-year Treasury Note stood at 5.145%.

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

Metals: Gold had been in an upside surge for the entire year until things finally came to an end, at least temporarily, in late May. Global liquidity tightness, particularly in the Far East, which impacted other commodities as well as the equity and fixed income markets, served as a clear negative for gold and essentially put an end to the rally. Geopolitical concerns surrounding Iran, Iraq and Korea have been supportive for gold and are likely to aid the bull case in coming weeks. In addition, reserve asset diversification is likely to persist. Russia, China and Sweden, along with the United Arab Emirates and other petro-nations were active in that regard during the second quarter. Petrodollars have been flowing into gold for much of the year, although that slowed somewhat in June. Silver followed a similar pattern to gold, retaining its dependent relationship with the yellow metal.

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

Softs: The sector was mixed for the second quarter, with several markets experiencing significant sell-offs in May. Sugar had been extremely firm in the first quarter through mid second quarter, before undergoing a correction in May. Following a weak performance in May, which saw sugar decline over 11%, prices rebounded in June. However, the outlook is uncertain, as the weather in Brazil’s sugar producing areas has been crop friendly after a period of dry conditions. Coffee prices also fell in May, losing 10%. Brazilian weather has been excellent, which weighed on sentiment throughout the second quarter. The harvest has been moving at a brisk pace and at 35% complete for the season, is ahead of schedule. The second quarter saw cocoa prices trend higher. The Ivory Coast was the focus after the disarmament process broke down yet again. Cattle scored gains in May and June as the USDA announced an agreement with Japan to restart U.S. beef exports to that nation. Hogs also put in a strong June, as Far Eastern demand remained brisk.

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, a discussion of Registrant’s trading results for the major sectors in which Registrant traded for Second Quarter 2007 and Second Quarter 2006 are presented below.

Second Quarter 2007

Currencies: (+) Gains were made in: Australian dollar versus U.S. dollar and euro; Brazilian real; British Pound; Canadian dollar versus U.S. dollar and euro; Columbian Peso; Czech koruna; Dollar Index; Hungarian forint; Iceland krona; Indian rupee; Indonesian rupiah; Israeli shekel; Japanese yen versus U.S. dollar, euro, Australian dollar and Swiss franc; New Zealand dollar; Singapore dollar; and Turkish lira. Losses were experienced in: Argentine peso; Chilean peso; euro; Korean won; Mexican peso;

Norwegian krone; Polish zloty versus U.S. dollar and euro; Russian ruble; South African rand; Swedish Krona; Swiss franc; Taiwan dollar; and British pound versus Japanese yen.

Energies: (+) Gains in this sector were made in brent crude, heating oil and natural gas. Losses were experienced off positions in crude oil.

Grains: (-) Losses were experienced in corn, wheat and soybean meal.

Indices: (+) Gains were experienced from positions in CAC 40, DAX, DJ Stoxx 50, Dow Jones Industrial Average, FTSE 100, Hang Seng, NASDAX 100, Nikkei, S&P 500 mini, and the Tokyo Stock indices. Losses were experienced in the IBEX 35 and the Russell 2000 indices.

Interest Rates: (+) This sector was positive for the quarter with gains from positions in Aussie Bank Bills and 3-year Bonds, Euribor, Eurodollar, Euroswiss, Euroyen, German Bund, German 2-year Bond, German Bobl, Japanese Government Bonds, London Gilt, Short Sterling and 5-year and 10-year U.S. Treasury Notes and U.S. Treasury Bonds.

Meats: (+) Gains were made in positions in live cattle.

Metals: (-) Losses were experienced from positions in gold, aluminum, copper and zinc.

Softs: (-) Losses were experienced in coffee and cocoa. Gains were made in sugar positions.

Second Quarter 2006

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

Results of Operations

The Class I net asset value (“Net Asset Value”) per Interest as of June 30, 2007 was $110.72, an increase of 10.52% from the December 31, 2006 Net Asset Value per Interest of $100.18 and an increase of 23.15% from the March 31, 2007 Net Asset Value per Interest of $89.91. The Class I Net Asset Value per Interest as of June 30, 2006 was $101.43, an increase of 5.10% from the December 31, 2005 Net Asset Value per Interest of $96.51 and an increase of 1.14% from the March 31, 2006 Net Asset Value per Interest of $100.29. Past performance is not necessarily indicative of future results.

The Class II Net Asset Value per Interest as of June 30, 2007 was $110.12, an increase of 11.19% from the December 31, 2006 Net Asset Value per Interest of $99.04 and an increase of 23.25% from the March 31, 2007 Net Asset Value per Interest of $89.35. The Class II Net Asset Value per Interest as of June 30, 2006 was $99.13, a decrease of 0.87% from the June 1, 2006 (date of issue) Net Asset Value per Interest of $100.00. Past performance is not necessarily indicative of future results.

Registrant’s trading gains before commissions and related fees during Second Quarter 2007 and Year-To-Date 2007 were approximately $523,000 and $313,000, respectively. Registrant’s trading gains (losses) before commissions and related fees during Second Quarter 2006 and Year-To-Date 2006 were approximately $(1,000) and $28,000, respectively.

Registrant’s average net assets increased during Second Quarter 2007 and Year-To-Date 2007 in comparison to Second Quarter 2006 and Year-To-Date 2006 primarily due to additions.

Interest income is earned on the accounts maintained with the clearing broker at competitive interest rates and, therefore, varies monthly according to interest rates, trading performance and redemptions. Interest income during Second Quarter 2007 and Year-To-Date 2007 was approximately $23,000 and $48,000, respectively, an increase of approximately $12,000 and $32,000, respectively, as compared to Second Quarter 2006 and Year-To-Date 2006, primarily due to increased average net asset value. Interest income during Second Quarter 2006 and Year-To-Date 2006 was approximately $11,000 and $16,000, respectively.

Commissions are calculated on Registrant’s Net Asset Value at the end of each month and therefore, vary according to monthly trading performance and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees during the Second Quarter 2007 and Year-To-Date 2007 were approximately $3,000 and $5,000, respectively, an increase of approximately $1,000 and $2,000, respectively, as compared to Second Quarter 2006 and Year-To-Date 2006, primarily due to increased average net asset value. Commissions and other transaction fees during Second Quarter 2006 and Year-To-Date 2006 were approximately $2,000 and $3,000, respectively.

Management fees paid to the Trading Advisor are calculated on the net asset value of Registrant’s investment in the Trading Vehicle at the end of each month, and therefore, are affected by monthly trading performance and redemptions. Management fees to the Trading Advisor during Second Quarter 2007 and Year-To-Date 2007 were approximately $14,000 and $27,000, respectively, an increase of approximately $8,000 and $18,000, respectively, as compared to Second Quarter 2006 and Year-To-Date 2006, primarily due to increased average net asset value. Management fees to the Trading Advisor during Second Quarter 2006 and Year-To-Date 2006 were approximately $6,000 and $9,000, respectively.

Registrant pays the Managing Owner a management fee calculated on Registrant’s net asset value at the beginning of each month, and therefore, such fee is affected by monthly trading performance, contributions and redemptions. Management fees to the Managing Owner during Second Quarter 2007 and Year-To-Date 2007 were approximately $3,000 and $5,000, respectively, an increase of approximately $2,000 and $3,000, respectively as compared to Second Quarter 2006 and Year-To-Date 2006, primarily due to increased average net asset value. Management fees to the Managing Owner during Second Quarter 2006 and Year-To-Date 2006 were approximately $1,000 and $2,000, respectively.

Incentive fees are based on the “New High Net Trading Profits” (as defined in the Advisory Agreement) generated by the Trading Advisor, are accrued monthly and are ultimately determined as of the close of business on the last business day of any calendar quarter. Incentive fees during Second Quarter 2007 and Year-To-Date 2007 were approximately $54,000 and $54,000 respectively. Incentive fees during Second Quarter 2006 and Year-To-Date 2006 were approximately $(2,000) and $1,000, respectively.

Registrant pays a service fee (“Service Fee”) with respect to Class I units, monthly, equal to 1/12 of 2% (2% per annum) of the Net Asset Value per unit of the outstanding Class I units as of the beginning of each month. The Service Fee is paid directly by Registrant to the selling agent, Kenmar Securities Inc. (“Selling Agent”), an affiliate of the Managing Owner. The Selling Agent is responsible for paying all commissions owing to the correspondent selling agents, who are entitled to receive from the Selling Agent an initial commission equal to 2% of the initial Net Asset Value per Unit of each Class I unit sold by them, payable on the date such Class I units are purchased and, commencing with the 13th month after the purchase of a Class I unit, an ongoing monthly commission equal to 1/12th of 2% (2% per annum) of the net asset value per Unit as of the beginning of the month of the Class I units sold by them. All unitholders will also pay the Selling Agent a monthly sales commission (“Sales Commission”) equal to 1/12 of 1% (1% annually) of the net asset value of the outstanding Units as of the beginning of each month. Service Fees and Sales Commissions during the Second Quarter 2007 were approximately $5,000 and $5,000, respectively, and Year-To-Date 2007 were approximately $10,000 and $11,000, respectively, increases of approximately $1,000, $3,000, $4,000 and $7,000, respectively, as compared to Second Quarter 2006 and Year-To-Date 2006 due primarily to increased average net asset value. Service Fees and Sales Commissions during Second Quarter 2006 were approximately $4,000 and $2,000, respectively, and Year-To-Date 2006 were approximately, $6,000 and $4,000, respectively.

Operating expenses include accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to Limited Owners. For the Second Quarter 2007 and Year-To-Date 2007, operating expenses were approximately $8,000 and $16,000, respectively, an increase of approximately $5,000 and $11,000, respectively, as compared to Second Quarter 2006 and Year-To-Date 2006 due primarily to increased average net asset value. Operating Expenses during Second Quarter 2006 and Year-To-Date 2006 were approximately, $3,000 and $5,000, respectively.

Offering costs are advanced by the Managing Owner and subject to reimbursement by Registrant, subject to certain limitations. For a further discussion of these payments, see Registrant’s financial statements for the fiscal year ended December 31, 2006, which is filed as an exhibit to Registrant’s annual report on Form 10K for the fiscal year ended December 31, 2006. Offering costs reimbursed by Registrant to the Managing Owner for the Second Quarter 2007 and Year-To-Date 2007 were approximately $3,000 and $5,000, respectively, an increase of approximately $2,000 and $3,000, respectively, as compared to the amount reimbursed by Registrant to the Managing Owner in the Second Quarter 2006 and Year-To-Date 2006 due primarily to increased average net asset value. Offering Costs during Second Quarter 2006 and Year-To-Date 2006 were approximately, $1,000 and $2,000, respectively.

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through June 30, 2007.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2007, Registrant had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Registrant. While Registrant’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on Registrant’s financial position.

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

WORLD MONITOR TRUST III – SERIES G

By:	Preferred Investment Solutions Corp., its managing owner

	By:	/s/ Kenneth A. Shewer	Date: August 14, 2007
	Name:	Kenneth A. Shewer
	Title:	Co-Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David K. Spohr	Date: August 14, 2007
	Name:	David K. Spohr
	Title:	Senior Vice President and Director of Fund Administration (Principal Financial/Accounting Officer)